Form 10QSB
period 1996-03-31
HYGENICS PHARMACEUTICALS INC
filed 1996-05-15
CIK 814023

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                Commission File
 March 31, 1996                                                   Number 0-22806


                         HYGENICS PHARMACEUTICALS, INC.
- --------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                               33-0120490
- --------------------------------                              ------------------
  State or Other Jurisdiction                                  I.R.S. Employer
of Incorporation or Organization                              Identification No.


           26941 CABOT ROAD, SUITE 128, LAGUNA HILLS, CALIFORNIA  92653
- --------------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

                               (714) 582-7644
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                 ---            ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

COMMON STOCK, $.001 PAR VALUE                                 12,589,648
- -----------------------------                              ----------------
       Title of Class                                      Number of Shares
                                                            Outstanding at
                                                            March 31, 1996

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)





PART I - FINANCIAL INFORMATION                                     PAGE
                                                                   ----
  ITEM 1 - FINANCIAL STATEMENTS
     Condensed consolidated balance sheets,
       March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . .  1

     Condensed consolidated statements of operations,
       three months ended March 31, 1996 and 1995 . . . . . . . . .  2

     Condensed consolidated statement of equity,
       three months ended March 31, 1996  . . . . . . . . . . . . .  3

     Condensed consolidated statements of cash
       flows, three months ended March 31, 1996
       and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  4

     Notes to condensed consolidated financial
       statements . . . . . . . . . . . . . . . . . . . . . . . . .  5


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . 13


PART II - OTHER INFORMATION


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . 15

                         PART I - FINANCIAL INFORMATION
                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,     MARCH 31,
ASSETS                                           1996          1995
                                               ---------     ---------


Current assets:
  Cash                                      $    41,727    $   166,500
  Deferred financing costs                       27,198        241,900
  Note Receivable                               598,443              0
Other                                            13,630         10,000
                                            -----------     ----------
     Total current assets                       680,998        418,400

Furniture and equipment, net                          0          2,700
Deferred offering costs                               0         50,000
Other assets                                      5,022          2,200
                                            -----------     ----------

                                            $   686,020    $   473,300
                                            -----------     ----------
                                            -----------     ----------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities  $   417,310    $    50,900
  Notes payable                               1,387,113        645,000
                                            -----------     ----------
     Total current liabilities                1,804,423        695,900
                                            -----------     ----------
Redeemable preferred stock - Series B
 face value $100; 200,000 shares authorized;
 2,000 shares issued and outstanding            200,000        200,000
                                            -----------     ----------

Stockholders' equity (deficiency):
  Preferred stock - Series A, par value
   $.001 per share; 800,000 shares
   authorized; 5,000 shares issued and
   outstanding                                        5           --
  Common stock, par value $.0001 per
   share; 12,765,765 and 10,645,000
   shares issued and outstanding at
   March 31, 1996 and March 31, 1995,
   respectively                                   1,278          1,110
  Additional paid-in capital                  3,751,184      2,816,400
  Deficit accumulated during
   development stage                         (5,070,870)    (3,240,100
                                            -----------     ----------)
     Total stockholders' deficiency          (1,318,403)      (422,600)
                                            -----------     ----------

                                            $   686,020    $   473,300
                                            -----------     ----------
                                            -----------     ----------

                   See accompanying notes to condensed
                    consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For The Three Months Ended March 31, 1996 and 1995


                                               1996            1995
                                            -----------    -----------
Revenues
  Sales                                     $    ---       $    ---
  Research and development                       ---            ---
  Royalties                                      ---            ---
                                            -----------    -----------

     Total Revenues                              ---            ---

Cost of sales                                    ---            ---
                                            -----------    -----------
     Gross profit                                ---            ---
                                            -----------    -----------

Other costs and expenses:
  Salaries and consulting                       104,714        100,900
  Rent                                            5,052          6,300
  Other selling, general and
   administrative expenses                      150,077        197,000
                                            -----------    -----------

     Total other costs and expenses             259,843        304,200
                                            -----------    -----------

Operating loss                                 (259,843)      (304,200)
Interest expense                               (295,104)       (91,100)
Other income                                     13,091          1,200
                                            -----------    -----------

     Loss before income taxes                  (541,856)      (394,100)

Income taxes                                       (800)          (800)
                                            -----------    -----------
     Net loss                               $  (542,656)   $  (394,900)
                                            -----------    -----------
                                            -----------    -----------


                   See accompanying notes to condensed
                    consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  For The Three Months Ended March 31, 1996

                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                   COMMON STOCK     PREFERRED STOCK A   ADDITIONAL   DURING THE         TOTAL
                                ----------------    -----------------     PAID-IN    DEVELOPMENT   STOCKHOLDERS'
                                SHARES     AMOUNT   SHARES     AMOUNT    CAPITAL       STAGE        DEFICIENCY
                                ------     ------   ------     ------   ----------  ------------   -------------
Balance, January 1, 1996      11,580,908   $1,159    5,000       $5     $3,324,409   $(4,528,214)   $(1,202,641)

Issuance of common stock
  for conversion of
  notes payable
  (Notes 4 and 6)              1,129,857      113                          280,668                      280,781

Common stock issued
  ending March, 1996
  in connection with
  exercise of warrants
  (Note 6)                        55,000        6                            2,744                        2,750

Warrants issued ending
  March, 1996 at an exercise
  price of $.05 per share in
  connection with private
  placement offering
  (Notes 4 and 6)                                                          143,363                      143,363

Net loss                                                                                 (542,656)     (542,656)
                              ---------    ------    -----      ---     ----------    -----------   ------------

Balance, March 31, 1996       12,765,765   $1,278    5,000       $5     $3,751,184    $(5,070,870)  $(1,318,403)
                              ---------    ------    -----      ---     ----------    -----------   ------------
                              ---------    ------    -----      ---     ----------    -----------   ------------

                   See accompanying notes to condensed
                    consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1996 and 1995


                                                            1996              1995
                                                            ----              ----
Cash flows from operating activities:
  Net loss                                              $ (542,656)       $ (394,900)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Amortization of discounts on notes payable              261,436            80,600
    Changes in operating assets and liabilities:
      Other current assets                                  (2,650)          (10,000)
      Accounts payable and accrued liabilities              81,330            62,400
                                                        ----------        ----------

Net cash used in operating activities                     (202,540)         (386,700)
                                                        ----------        ----------

Cash flows from investing activities:
  Purchase of furniture and equipment                            0              (300)
  Other assets                                                   0              (400)
  Increase in note receivable                             (598,443)                0
                                                        ----------        ----------

Net cash provided by (used in) investing activities       (598,443)             (700)
                                                        ----------        ----------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                  807,500           465,000
  Payments on notes payable                                (10,000)                0
  Deferred offering costs                                        0           (50,000)
  Proceeds from sale of common stock                         2,750                 0
                                                        ----------        ----------

Net cash provided by financing activities                  800,250           415,000
                                                        ----------        ----------

Net change in cash                                            (733)           27,600
Cash at beginning of period                                 42,460           138,900
                                                        ----------        ----------

Cash at end of period                                       41,727           166,500
                                                        ----------        ----------
                                                        ----------        ----------

Supplemental disclosure of cash flow information -
  Cash paid during the period for:
    Income taxes                                            ---               ---
                                                        ----------        ----------
                                                        ----------        ----------
    Interest                                                ---               ---
                                                        ----------        ----------
                                                        ----------        ----------

Supplemental schedule of noncash financing activities:
  Issuance of warrants accounted for as discounts on
   notes payable (Notes 4)                                 707,500                0
  Issuance of common stock for conversion of notes
   payable (Notes 4)                                       280,781                0


                   See accompanying notes to condensed
                    consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For The Three Months Ended March 31, 1996 and 1995

 NOTE 1 - QUARTERLY INFORMATION

The accompanying condensed consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Company's Annual Report on Form 10-KSB. The financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

The information furnished reflects all adjustments
(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position for the interim period. The results are not necessarily indicative of results to be expected for the full year.

NOTE 2 - ORGANIZATION AND BUSINESS

Brian Pharmaceuticals, Inc. (BPI), a California corporation, was incorporated on December 3, 1984. On November 14, 1994, BPI consummated a stock-for-stock Exchange with Diversified Food Manufacturers, Ltd. (DFML), a publicly-held Delaware corporation. As part of the exchange, DFML issued 7,610,000 shares of its common stock, 5,000 shares of its Series A preferred stock and 2,000 shares of its Series B preferred stock in exchange for all of the outstanding shares of BPI. The exchange has been accounted for as a reverse acquisition because stockholders of BPI maintain control of the surviving entity, BPI. Accordingly, for financial reporting purposes, the shares issued by DFML are considered outstanding based on the date of their original issuance by BPI, and the 1,800,000 shares of common stock retained by the stockholders of DFML are reflected as consideration issued to consummate the stock-for-stock exchange. No value was ascribed to the shares retained by the stockholders of DFML since, at the date of exchange, DFML had nominal assets and stockholders' equity and had no operations. On January 3, 1995, DFML changed its name to Hygenics Pharmaceuticals, Inc. (the Company).

The Company is considered a development-stage company and is involved in the research and development of antimicrobial skin cleansing/care formulations based upon Chlorhexidine Gluconate (CHG). The Company is preparing to market its only product, Surgique-TM-, 4%, CHG solution, is preparing several new CHG products for submission to the U.S. Food and Drug Administration (FDA) for approval and is outsourcing an extensive range of non-CHG products for marketing under its own label.


                       See accompanying notes to condensed
                        consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                For The Three Months Ended March 31, 1996 and 1995

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming\the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's status as a development-stage company, and its recurring losses from operations through March 31, 1996 raise substantial doubt about its ability to continue as a going concern. Successful marketing of its existing product, development and marketing of new products and its transition, ultimately, to the attainment of profitable operations are dependent upon the Company obtaining adequate financing. The Company has received $1,984,000 in connection with private placements of debt securities. Management plans to continue the development of new products, initiate marketing of its FDA approved product as part of a full line of antimicrobial products and seek additional equity capital. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

DEFERRED FINANCING COSTS

The Company capitalized certain loan costs incurred in connection with its financing activities (see Note 4) and these costs are amortized over the expected term of the related debt using the effective interest method.

NOTE 4 - NOTES PAYABLE

FIRST PRIVATE PLACEMENT

In December 1994, the Company offered up to 70 convertible units at $5,000 per unit under a private placement. Each convertible unit consisted of a $5,000 convertible note and 5,000 shares of the Company's common stock.

Each convertible note bears interest payable monthly at 10% per annum, was due on November 15, 1995 (subject to six 30-day extensions at sole option of holder), may be prepaid by the Company at any time without penalty, and is convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price equal to 75% of the closing bid price of the Company's common stock on the business day immediately preceding each such conversion. The notes are collateralized by substantially all of the assets of the Company and by all of the common stock and preferred stock of the Company owned by its two major stockholders.


                       See accompanying notes to condensed
                        consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                For The Three Months Ended March 31, 1996 and 1995

FIRST PRIVATE PLACEMENT, CONTINUED

Through December 31, 1995, the Company had issued approximately 223.3 units for $1,116,500 in cash and 1,116,500 shares of its common stock. The Company ascribed a value to such shares of $556,375 based on the market value, discounted for transferability restrictions, and reflected such value as an original issue discount to these notes (see Note 4) in the accompanying balance sheet. As of March 31, 1996, the unamortized discount related to these notes amounted to $87,545.

In November 1995, when the Company determined that it did not have the ability to repay these obligations by the original maturity date, the Company requested an extension of the maturity date of these notes payable, for a six-month period, to May 15, 1996. As consideration for the extension, each stockholder who extended their note payable received warrants to purchase 2,500 shares of the Company's common stock for each note unit of $5,000 held by the stockholder at an exercise price of $.05 per share exercisable for two years. The Company ascribed a value to these warrants of $89,756 based on the market value of its common stock, discounted for transferability restrictions, less the exercise price of the warrants. Management reflected such value as a discount to the notes (see Note 4) in the accompanying balance sheet. As of March 31, 1996, the unamortized discount related to these warrants amounted to $29,918.

At March 31, 1996, $726,375 of these notes payable had been extended until May 15, 1996 and another $220,125 had been converted into 694,302 shares of the Company's common stock (see Note 4). At March 31, 1996, $170,000 of these unit notes were in default.

SECOND PRIVATE PLACEMENT

On November, 1995, and subsequent to the closing of the First Private Placement, the Company increased the offering up to 240 convertible units at $5,000 per unit under a private placement (the "Second Private Placement"). Each convertible unit consists of a $5,000 convertible unsecured note and a warrant exercisable for two years to purchase 5,000 shares of the Company's common stock at an exercise price of $.05 per share, subject to adjustment under certain circumstances. The warrants are callable at any time by the Company with six months prior written notice.

Each convertible note bears interest payable monthly at 10% per annum, is due on May 15, 1996 (subject to six 30-day extensions at sole option of the holder) and is unsecured. Each note may be prepaid by the Company at any time without penalty, and is convertible at any time, at the option of the holder, into shares of the Company's common stock at a conversion price equal to 75% of the closing bid price of the Company's common stock on the business day immediately preceding such conversion.


                      See accompanying notes to condensed
                        consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)



           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  For The Three Months Ended March 31, 1996 and 1995

SECOND PRIVATE PLACEMENT, CONTINUED

Through March 31, 1996, the Company issued 153.5 units for $767,500 in cash and warrants to purchase 767,500 shares of the Company's common stock. In addition, the Company issued warrants to certain investors in the Second Private Placement with the same terms as described above, to purchase 50,000 shares of the Company's common stock. The Company ascribed a total value to these warrants of $154,913 based on the market value of the common stock, discounted for transferability restrictions, less the exercise price of the warrants and reflected such value as a discount to the notes (see Note 6) in the accompanying balance sheet. Of these notes, $72,500 have been converted into 435,555 shares of common stock. As of March 31, 1996, the unamortized discount related to these warrants amounted to $68,518.

Under the terms of the agreements, the Company shall use its best efforts to register the shares issued under the First and Second Private Placements, as well as any conversion changes with the Securities and Exchange Commission.

In March, 1996, the Company amended the terms of the Second Private Placement to increase the cost of each convertible unit to $20,000, to decrease the maximum number of units available to 60 and to extend the term of the related unit note to twelve months. As of March 31, 1996, there had been no units sold under this amended private placement.

NOTE 5 - NOTE RECEIVABLE

In February, 1996, the Company issued notes totalling $100,000 plus warrants to purchase 100,000 shares of common stock at an exercise price of $.25 per share; warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share; and warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in connection with the note receivable. In addition, the Company may be obligated for an additional $50,000 based upon the reaching of certain milestones.

NOTE 6 - COMMON STOCK

From January 1, 1996 to March 31, 1996, the Company issued warrants to purchase 707,500 shares of the Company's common stock at an exercise price of $.05 per share as part of the second private placement.

In February, 1996, the Company issued warrants to purchase shares of the Company's common stock as follows: 100,000 shares at $0.25; 100,000 shares at $1.00; and 100,000 shares at $2.50 in connection with the note receivable as discussed above.

                       See accompanying notes to condensed
                        consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   For The Three Months Ended March 31, 1996 and 1995

NOTE 7 - PREFERRED STOCK

The Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of the preferred stock, $.001 par value. Subject to previously designated series of preferred stock, the Board of Directors of the Company has authority to issue all or any portion of the authorized but unissued additional preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series.

SERIES A PREFERRED STOCK

Of the 1,000,000 authorized shares of preferred stock, 800,000 shares have been designated as Series A preferred stock. The Series A preferred stockholders are entitled to vote on all matters on which holders of common stock are entitled to vote, at a rate of two hundred votes per share. The Series A preferred stock is noncumulative, noninterest-bearing, nonredeemable and nonconvertible. In connection with the stock-for-stock exchange, 5,000 shares of Series A preferred stock have been issued and are outstanding and are held by two officers of the Company.

SERIES B PREFERRED STOCK

Of the 1,000,000 authorized shares of preferred stock, 200,000 shares have been designated as Series B preferred stock. The Series B preferred stock has a face value of $100 and is redeemable by the holders five years from date of issuance, or by the Company, in its sole discretion, on any date prior to five years after issuance. The 10% preferred Series B preferred stock is nonvoting, noncumulative and nonconvertible. In connection with the debt settlement agreement with Clay-Park, all 2,000 shares of Series B preferred stock have been issued and are outstanding.

NOTE 8 - PROPOSED MERGER

On January 15, 1996, the Company entered into a letter of intent with Oakmont Pharmaceuticals, Inc., a Delaware corporation ("Oakmont"), which provided for the merger of the Company and Oakmont on or before May 31, 1996, upon fulfillment of certain conditions including the execution of the merger Agreement (the "Merger"). In connection with the proposed Merger, the Company loaned to Oakmont $588,470 from proceeds raised in the Second Private Placement in 1996. The Company has received from Oakmont a 12% secured note (the"Note") for the amount not exceeding $750,000. The note is secured by the common stock of Oakmont. The proceeds of the Note were to be used by Oakmont to acquire certain assets of Pennex Pharmaceuticals, Inc. before the Merger of the Company and Oakmont. On March 11, 1996, Oakmont decided to discontinue negotiations regarding the proposed Merger and subsequently terminated such negotiations with the Company.


                       See accompanying notes to condensed
                        consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   For The Three Months Ended March 31, 1996 and 1995

NOTE 8 - PROPOSED MERGER, CONTINUED

Under the terms of the Note, the Company shall receive the principal amount and any unpaid interest thereby on June 30, 1996. In addition, the Company demanded, pursuant to the terms of the Note, the issuance of an option to purchase 25% of the issued and outstanding shares of Oakmont. The Company also did not renew, in the light of the above events, its investment banking Agreement with Avonwood Capital Corporation and Liberty Merchant Group, the finders of the Company's merger candidate, which agreement expired on March 9, 1996. There can be no guarantee that such monies will be repaid or that the stock securing the monies loaned could be liquidated to adequately satisfy the amount lent. The non-repayment of these amounts to the Company would have a serious material effect on its financial position.

NOTE 9 - COMMITMENTS AND  CONTINGENCIES

CONSULTING

In October 1991, the Company entered into certain agreements with certain medical advisors whereby BPI engaged the medical advisors to act as consultants for a period of three years following the Company's completion of an initial public offering, which was anticipated to occur in 1991. HPI intends to fulfill the contractual obligation. The related obligation is as follows:
                           1996               66,000
                           1997               44,000
                                           ---------
                                            $110,000
                                           ---------
                                           ---------

TRADEMARK INFRINGEMENT

On June 27, 1995, the Company received notice from an unrelated entity objecting to the use of the name Hygenics Pharmaceuticals, Inc. as an infringement on an existing trademark, which is applied to a line of dental supplies and accessories. The Company's trademark law firm registered a disagreement as to a potential conflict and no further action has been taken by either party. The Company does not believe that an infringement exists and will vigorously defend its position; however, there can be no assurance that the Company will prevail in this matter.

JOINT VENTURE LETTER OF INTENT

On October 24, 1995, Hygenics signed a letter of intent to form a joint venture with Biocontrol, Inc. to develop topical antimicrobials using Biocontrol's patented drug delivery system. The original term of this letter of intent, entered into on February 29, 1996, was extended to June 30, 1996. The Company cannot guarantee that a joint venture will be formed with Biocontrol, Inc., or, if so, that the joint venture will be successful in developing products for commercialization by the Company, or that, even if such products are developed, that the Company will be successful in commercializing them.


                       See accompanying notes to condensed
                        consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   For The Three Months Ended March 31, 1996 and 1995

EMPLOYMENT CONTRACTS

The Company entered into three-year employment contracts with two officers and stockholders of the Company and a two-year agreement with a director commencing on June 1, 1995. The contracts provide for annual compensation to the two officers of $110,000 and $135,000 of which approximately $2,917 per month of one officer's compensation was deferred to July 1, 1995. The other officer was to receive an increase in his annual salary to $110,000 on July 1, 1995. Neither officer has received a full salary since July 1995. As of March 31, 1996, the Company owes a total of $92,083 in accrued salaries.

RESEARCH

In November 1992, the Company entered into an agreement with Medi-Flex Hospital Products, Inc. (Medi-Flex), an unrelated entity, whereby the Company agreed to assist Medi-Flex to obtain FDA approvals for a certain product and a manufacturing plan, and granted Medi-Flex a worldwide license to manufacture, market and sell 4% CHG in the Product Packages (as defined).
The license is an exclusive license for the initial five-year term of the agreement; thereafter, the Company at its option may convert the license to a non-exclusive license if and only if Medi-Flex has not achieved certain cumulative sales levels (as defined). The Company has received $317,500 from Medi-Flex related to this contract.

On June 7, 1994, Medi-Flex informed the Company of Medi-Flex's termination of its agreement with the Company whereby, for certain "good faith" and technology transfer fees and future royalties, the Company was to develop a number of products for Medi-Flex. Medi-Flex claims that the Company is in default of the Agreement and, in its June 7, 1994 notification, offered to provide the Company with a full release if the Company returned to Medi-Flex $317,000 of fees paid to the Company by June 20, 1994. The Company believes that Medi-Flex's allegations are completely without merit. On July 11, 1994, the Company informed Medi-Flex of its denial of all of its allegations and offered to meet with Medi-Flex to attempt to resolve the issues and concerns raised by each party and stated that, if Medi-Flex continued to pursue their unfounded allegations, the Company would respond with legal action. To date, neither the Company, nor Medi-Flex, have taken legal action against the other in this matter. While the Company believes that Medi-Flex's allegations are completely without merit and intends to take all available remedies at law to have its rightful claims to all fees and royalties as provided in the Agreement with Medi-Flex satisfied, there is no certainty that the Company will prevail in this matter, or that the other party will not prevail in its claims of financial damage. Moreover, should Medi-Flex prevail in this matter, the impact could have a serious material effect on the Company's financial position. Even if the Company should prevail in any such litigation, the attorneys fees and other litigation costs of such litigation could be a serious economic burden for the Company.

                       See accompanying notes to condensed
                        consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   For The Three Months Ended March 31, 1996 and 1995



NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED

LEASES

The Company leases its corporate facilities under a month-to-month lease.


NOTE 10 - CONCENTRATION OF CREDIT RISK

At times, the Company maintains cash balances at certain financial institutions in excess of the federally insured amounts.




                       See accompanying notes to condensed
                        consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Brian Pharmaceuticals, Inc. (BPI), a California corporation, was incorporated on December 3, 1984. On November 14, 1994, BPI consummated a stock-for-stock exchange with Diversified Food Manufacturers, Ltd. (DFML), a publicly-held Delaware corporation. As part of the exchange, DFML issued 7,610,000 shares of its common stock, 5,000 shares of its Series A preferred stock and 2,000 shares of its Series B preferred stock in exchange for all of the outstanding shares of BPI. The exchange has been accounted for as a reverse acquisition because stockholders of BPI maintain control of the surviving entity, BPI. Accordingly, for financial reporting purposes, the shares issued by DFML are considered outstanding based on the date of their original issuance by BPI, and the 1,800,000 shares of common stock retained by the stockholders of DFML are reflected as consideration issued to consummate the stock-for-stock exchange. No value was ascribed to the shares retained by the stockholders of DFML since, at the date of exchange, DFML had nominal assets and stockholders' equity and had no operations. On January 3, 1995, DFML changed its name to Hygenics Pharmaceuticals, Inc. (the Company).

The Company is considered a development-stage company and is involved in the research and development of antimicrobial skin cleansing/care formulations based upon Chlorhexidine Gluconate (CHG). The Company is preparing to market its only product, Surgique-TM-, 4%, CHG solution, is preparing several new CHG products for submission to the U.S. Food and Drug Administration (FDA) for approval and is outsourcing an extensive range of non-CHG products for marketing under its own label.

The Company does not anticipate generating sales of its products until 1996 and expects its products to be sold domestically and internationally.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Salaries and consulting increased $4,714 or 4% from $100,900 in 1995 to $104,714 in 1996.

Other selling, general and administrative expenses decreased $46,923 or 24% from $197,000 in 1995 to $150,077 in 1996 primarily as a result of no contracts with outside services.

Interest expense increased $204,004 from 91,100 in 1995 to $295,104 in 1996 due to the issuance of interest bearing notes payable in 1996 and the amortization of discounts on notes payable.


                        See accompanying notes to condensed
                         consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

From January 1, 1996 to March 31, 1996, the Company issued 153.5 units at $5,000 per unit under a private placement. Each unit consisted of a $5,000 convertible note and 5,000 warrants of the Company's common stock.

As of March 31, 1996, current liabilities exceeded current assets by $1,150,623. This liquidity issue, among other things, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing (see the preceding paragraph) and ultimately to attain profitable operations.



                       See accompanying notes to condensed
                        consolidated financial statements

                         HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         There were no Form 8-K reports filed during the quarter.




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HYGENICS PHARMACEUTICALS, INC.

Date:  May 13, 1996                   By: /s/
                                          -------------------------------------
                                          John S. Budd, Chief Executive Officer


                                          /s/
                                          -------------------------------------
                                                Charles Newman, President












                           See accompanying notes to condensed
                            consolidated financial statements