Form 10QSB
period 1996-06-30
HYGENICS PHARMACEUTICALS INC
filed 1996-08-08
CIK 814023

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                Commission File
 June 30, 1996                                                    Number 0-22806


                            HYGENICS PHARMACEUTICALS, INC.
         --------------------------------------------------------------------
          (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                                33-0120490
- ----------------------------------                           -------------------
  State or Other Jurisdiction                                  I.R.S. Employer
of Incorporation or Organization                              Identification No.


             26941 Cabot Road, Suite 128, Laguna Hills, California  92653
      --------------------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

                                    (714) 582-7644
      --------------------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                              Yes    X        No
                                  -------         ------

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Common Stock, $.001 PAR VALUE                                     13,112,431
- -----------------------------                                 ------------------
       Title of Class                                          Number of Shares
                                                                Outstanding at
                                                                 June 30, 1996

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)



PART I - FINANCIAL INFORMATION                                              PAGE

  ITEM 1 - FINANCIAL STATEMENTS

     Condensed consolidated balance sheet,
       June 30, 1996 ......... . . . . . . . . . . . . . . . . . . . . . . . 1

     Condensed consolidated statements of operations,
       three months ended June 30, 1996 and 1995 . . . . . . . . . . . . . . 2

     Condensed consolidated statements of operations,
       six months ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . 3

     Condensed consolidated statement of equity,
       six months ended June 30, 1996. . . . . . . . . . . . . . . . . . . . 4

     Condensed consolidated statements of cash
       flows, six months ended June 30, 1996
       and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to condensed consolidated financial
       statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .14


PART II - OTHER INFORMATION


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .16

                            PART I - FINANCIAL INFORMATION
                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)


                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,
ASSETS                                                       1996
                                                        --------------
Current assets:
  Cash                                                   $         426
  Deferred financing costs                                      27,198
  Note Receivable                                              616,098
  Other                                                         13,630
                                                          ------------
     Total current assets                                      657,352

Furniture and equipment, net                                       ---
Other assets                                                     5,022
                                                          ------------
                                                         $     662,374
                                                          ------------
                                                          ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued liabilities               $     560,611
  Notes payable                                              1,543,094
                                                          ------------
     Total current liabilities                               2,103,705
                                                          ------------

Redeemable preferred stock - Series B
 face value $100; 200,000 shares authorized;
 2,000 shares issued and outstanding                           200,000
                                                          ------------

Stockholders' equity (deficiency):
  Preferred stock - Series A, par value
   $.001 per share; 800,000 shares
   authorized; 5,000 shares issued and
   outstanding                                                       5
  Common stock, par value $.001 per
   share; 13,112,431 and 10,976,500
   shares issued and outstanding at
   June 30, 1996                                                 1,313
Additional paid-in capital                                   3,800,555
Deficit accumulated during
   development stage                                        (5,443,204)
                                                          ------------
     Total stockholders' deficiency                         (1,641,331)
                                                          ------------

                                                         $     662,374
                                                          ------------
                                                          ------------



                         See accompanying notes to condensed
                          consolidated financial statements

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For The Three Months Ended June 30, 1996 and 1995

                                                        1996           1995
                                                     ----------    -----------
Revenues
  Sales                                             $    ---       $    ---
  Research and development                               ---            ---
  Royalties                                              ---            ---
                                                     ----------    -----------

     Total Revenues                                      ---            ---

Cost of sales                                            ---            ---
                                                     ----------    -----------

     Gross profit                                        ---            ---
                                                     ----------    -----------

Other costs and expenses:
  Salaries and consulting                               101,001        128,000
  Rent                                                    5,753          6,400
  Other selling, general and
   administrative expenses                               38,968        220,400
                                                     ----------    -----------

     Total other costs and expenses                     145,722        354,800
                                                     ----------    -----------

Operating loss                                         (145,722)      (354,800)

Interest expense                                       (244,427)      (170,600)

Other income                                             17,815            900
                                                     ----------    -----------

     Loss before income taxes                          (372,334)      (524,500)

Income taxes                                              ---         ---
                                                     ----------    -----------

     Net loss                                       $  (372,334)  $   (524,500)
                                                     ----------    -----------
                                                     ----------    -----------

Net loss per common share                            $     (.03)    $     (.06)
                                                     ----------    -----------
                                                     ----------    -----------

Weighted average number of common
  shares outstanding                                 13,025,765      8,143,250
                                                     ----------    -----------
                                                     ----------    -----------


                         See accompanying notes to condensed
                          consolidated financial statements

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For The Six Months Ended June 30, 1996 and 1995

                                                        1996           1995
                                                     ----------     ----------
Revenues
  Sales                                             $    ---       $    ---
  Research and development                               ---            ---
  Royalties                                              ---            ---
                                                     ----------     ----------

     Total Revenues                                      ---            ---

Cost of sales                                            ---            ---
                                                     ----------     ----------

     Gross profit                                        ---            ---
                                                     ----------     ----------

Other costs and expenses:
  Salaries and consulting                               205,715        228,900
  Rent                                                   10,805         12,700
  Other selling, general and
   administrative expenses                              189,045        417,400
                                                     ----------     ----------

     Total other costs and expenses                     405,565        659,000
                                                     ----------     ----------

Operating loss                                         (405,565)      (659,000)

Interest expense                                       (539,531)      (261,700)

Other income                                             30,906          2,100
                                                     ----------     ----------

     Loss before income taxes                          (914,190)      (918,600)

Income taxes                                             (  800)          (800)
                                                     ----------     ----------

     Net loss                                      $   (914,990)$     (919,400)
                                                     ----------     ----------
                                                     ----------     ----------

Net loss per common share                          $       (.07)   $      (.09)
                                                     ----------     ----------
                                                     ----------     ----------
Weighted average number of common
  shares outstanding                                 12,451,444     10,601,000
                                                     ----------     ----------
                                                     ----------     ----------


                         See accompanying notes to condensed
                         consolidated financial statements

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

                                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                               For The Six Months Ended June 30, 1996

                                                                                                 Deficit
                                                                                               Accumulated
                                         Common Stock       Preferred Stock A     Additional   During The         Total
                                    ---------------------   ------------------      Paid-In    Development     Stockholders'
                                    Shares         Amount   Shares      Amount      Capital       Stage         Deficiency
                                    -------        ------   ------      ------    ---------    ------------   ---------------
Balances, January 1, 1996        11,580,908      $  1,159   5,000    $    5      $3,324,409    $(4,528,214)  $  (1,202,641)

Issuance of common stock
  for conversion of
  notes payable
  (Notes 4 and 6)                 1,476,523           148                           325,633                        325,781

Common stock issued
  in connection with
  exercise of warrants
  (Note 6)                           55,000             6                             2,744                          2,750

Warrants issued
  at an exercise
  price of $.05 per share in
  connection with private
  placement offering
  (Notes 4 and 6)                                                                   144,019                        144,019

Warrants issued
  at an exercise
  price of $.05 per share in
  connection with extension
  of bridge notes (Note 4)                                                           3,750                           3,750

Net loss                                                                                         (  914,990)    (  914,990)
                                 ----------        ------   -----      -------    ---------      ----------    ------------

Balances, June 30, 1996          13,112,431       $ 1,313   5,000      $  5      $3,800,555     $(5,443,204)  $( 1,641,331)
                                 ----------        ------   -----      -------    ---------      ----------    ------------
                                 ----------        ------   -----      -------    ---------      ----------    ------------


                         See accompanying notes to condensed
                          consolidated financial statements

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For The Six Months Ended June 30, 1996 and 1995

                                                           1996          1995
                                                        ---------      --------
Cash flows from operating activities:
  Net loss                                            $ (914,990)    $(919,400)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Amortization of discounts on notes payable            451,823       239,200
   Services paid through issuance of common stock            ---        10,000
 Changes in operating assets and liabilities:
      Other current assets                                (2,650)      (10,400)
      Accounts payable and accrued liabilities           224,631       (69,900)
                                                        ---------      --------
Net cash used in operating activities                   (241,186)     (750,500)
                                                        ---------      --------

Cash flows from investing activities:
  Purchase of furniture and equipment                        ---          (300)
  Other assets                                               ---          (900)
  Increase in note receivable                           (616,098)          ---
                                                        ---------      --------

Net cash used in investing activities                   (616,098)       (1,200)

Cash flows from financing activities:
  Proceeds from issuance of notes payable                822,500       776,500
  Payments on notes payable                              (10,000)          ---
  Deferred offering costs                                    ---       (93,100)
  Proceeds from sale of common stock                       2,750           ---
                                                        ---------      --------

Net cash provided by financing activities                815,250       683,400
                                                        ---------      --------

Net change in cash                                      ( 42,034)      (68,300)

Cash at beginning of period                               42,460       138,900
                                                        ---------      --------

Cash at end of period                                        426        70,600
                                                        ---------      --------
                                                        ---------      --------

Supplemental disclosure of cash flow information -
  Cash paid during the period for:
    Income taxes                                             ---           ---
                                                        ---------      --------
                                                        ---------      --------

    Interest                                                 ---           ---
                                                        ---------      --------
                                                        ---------      --------
Supplemental schedule of noncash financing activities:
  Issuance of warrants accounted for as discounts on
   notes payable (Notes 4 and 6)                         144,019           ---
  Issuance of common stock for conversion of notes
   payable (Note 4)                                      325,781           ---


                         See accompanying notes to condensed
                          consolidated financial statements

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For The Three Months Ended June 30, 1996 and 1995 and
                   For The Six Months Ended June 30, 1996 and 1995

NOTE 1 - QUARTERLY INFORMATION

The accompanying condensed consolidated financial statements have been prepared in accordance with requirements of the Security and Exchange Commission for interim financial statements. Therefore, they do not include all disclosures that would be presented in the Company's Annual Report on Form 10-KSB. The financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                For The Three Months Ended June 30, 1996 and 1995 and
                   For The Six Months Ended June 30, 1996 and 1995

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's status as a development-stage company, and its recurring losses from operations through June 30, 1996 raise substantial doubt about its ability to continue as a going concern. Successful marketing of its existing product, development and marketing of new products and its transition, ultimately, to the attainment of profitable operations are dependent upon the Company obtaining adequate financing. The Company has received $1,999,000 in connection with private placements of debt securities. Management plans to continue the development of new products, initiate marketing of its FDA approved product as part of a full line of antimicrobial products and seek additional equity capital. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Through December 31, 1995, the Company had issued approximately 223.3 units for $1,116,500 in cash and 1,116,500 shares of its common stock. The Company ascribed a value to such shares of $556,375 based on the market value, discounted for transferability restrictions, and reflected such value as an original issue discount to these notes (see Note 4) in the accompanying balance sheet. As of June 30, 1996, the discount related to these notes has been amortized in full.

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                For The Three Months Ended June 30, 1996 and 1995 and
                   For The Six Months Ended June 30, 1996 and 1995

FIRST PRIVATE PLACEMENT, CONTINUED

In November 1995, when the Company determined that it did not have the ability to repay these obligations by the original maturity date, the Company requested an extension of the maturity date of these notes payable, for a six-month period, to May 15, 1996. As consideration for the extension, each stockholder who extended their note payable received warrants to purchase 2,500 shares of the Company's common stock for each note unit of $5,000 held by the stockholder at an exercise price of $.05 per share exercisable for two years. The Company ascribed a value to these warrants of $93,506 based on the market value of its common stock, discounted for transferability restrictions, less the exercise price of the warrants. Management reflected such value as a discount to the notes (see Note 4) in the accompanying balance sheet. As of June 30, 1996, the discount related to these warrants has been amortized in full.

Through June 30, 1996, $373,406 of these unit notes have been converted into 1,450,376 shares of the Company's common stock (see Note 4). At June 30, 1996, $743,094 of these unit notes which remain outstanding are currently in default.

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

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                For The Three Months Ended June 30, 1996 and 1995 and
                   For The Six Months Ended June 30, 1996 and 1995

SECOND PRIVATE PLACEMENT, CONTINUED

Through June 30, 1996, the Company issued 156.5 units for $782,500 in cash and warrants to purchase 782,500 shares of the Company's common stock. In addition, the Company issued warrants to certain investors in the Second Private Placement with the same terms as described above, to purchase 50,000 shares of the Company's common stock. The Company ascribed a total value to these warrants of $155,569 based on the market value of the common stock, discounted for transferability restrictions, less the exercise price of the warrants and reflected such value as a discount to the notes (see Note 6) in the accompanying balance sheet. As of June 30, 1996, $710,000 of these unit notes are in default and $72,500 have been converted into 435,555 shares of common stock. As of June 30, 1996, the discount related to these warrants has been amortized in full.

Under the terms of the agreements, the Company shall use its best efforts to register the shares issued under the First and Second Private Placements, as well as any conversion changes with the Securities and Exchange Commission.

In March, 1996, the Company amended the terms of the Second Private Placement to increase the cost of each convertible unit to $20,000, to decrease the maximum number of units available to 60 and to extend the term of the related unit note to twelve months. As of June 30, 1996, there had been no units sold under this amended private placement.


NOTE 5 - NOTE PAYABLE

In February, 1996, the Company issued notes totalling $100,000 plus warrants to purchase 100,000 shares of common stock at an exercise price of $.25 per share (the estimated fair market value of its common stock in February, 1996); warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share; and warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in connection with the note receivable. In addition, the Company may be obligated to pay $50,000 for interest costs in connection with these loans if certain milestones were achieved. Through June 30, 1996, notes totalling $10,000 have been repaid, and at June 30, 1996, $90,000 remained outstanding.


NOTE 6 - COMMON STOCK

From January 1, 1996 to June 30, 1996, the Company issued warrants, valued at $144,019, to purchase 722,500 shares of the Company's common stock at an exercise price of $.05 per share as a part of the second private placement.

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                For The Three Months Ended June 30, 1996 and 1995 and
                   For The Six Months Ended June 30, 1996 and 1995

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


NOTE 8 - PROPOSED MERGER

On January 15, 1996, the Company entered into a letter of intent with Oakmont Pharmaceuticals, Inc., a Delaware corporation ("Oakmont"), which provided for the merger of the Company and Oakmont on or before May 31, 1996, upon fulfillment of certain conditions including the execution of the merger Agreement (the "Merger"). In connection with the proposed Merger, the Company loaned to Oakmont $588,470 from proceeds raised in the Second Private Placement in 1996. The Company has received from Oakmont a 12% secured note (the"Note") for the amount not exceeding $750,000. The proceeds of the Note were to be used by Oakmont to acquire certain assets of Pennex Pharmaceuticals, Inc. before the Merger of the Company and Oakmont. On March 11, 1996, negotiations regarding the proposed Merger with the Company were terminated.

Under the terms of the Note, the Company was to receive the principal amount and any unpaid interest thereby on June 30, 1996. In addition, the Company demanded, pursuant to the terms of the Note, the issuance of an option to purchase 25% of the issued and outstanding shares of Oakmont. There can be no guarantee that such monies will be repaid. The non-repayment of these amounts to the Company would have a serious material effect on its financial position. As of June 30, 1996, no monies have been received from the Oakmont note.

NOTE 9 - COMMITMENTS AND  CONTINGENCIES

CONSULTING

In October 1991, the Company entered into certain agreements with certain medical advisors whereby BPI engaged the medical advisors to act as consultants for a period of three years following the Company's completion of an initial public offering, which was anticipated to occur in 1991. HPI intends to fulfill the contractual obligation. The related annual obligation is as follows:

               1996                                          66,000
               1997                                          44,000
                                                          ---------
                                                        $   110,000
                                                          ---------
                                                          ---------

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                For The Three Months Ended June 30, 1996 and 1995 and
                   For The Six Months Ended June 30, 1996 and 1995

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

EMPLOYMENT CONTRACTS

The Company entered into three-year employment contracts with two officers and stockholders of the Company and a two-year agreement with a director commencing on June 1, 1995. The contracts provide for annual compensation to the two officers of $110,000 and $135,000 of which approximately $2,917 per month of one officer's compensation was deferred to July 1, 1995. The other officer was to receive an increase in his annual salary to $110,000 on July 1, 1995. Neither officer has received a full salary since July 1995. As of June 30, 1996, the Company owes a total of $135,725 for accrued salaries to these officers.

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

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                For The Three Months Ended June 30, 1996 and 1995 and
                   For The Six Months Ended June 30, 1996 and 1995

RESEARCH, CONTINUED

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

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                For The Three Months Ended June 30, 1996 and 1995 and
                   For The Six Months Ended June 30, 1996 and 1995

NOTE 11 - SUBSEQUENT EVENTS

On July 8, 1996, all members of the Company's Board of Directors and existing officers tendered resignation from their positions as directors of the Company effective as of July 1, 1996, following the Company's announcement that it will be unable to renew the officers and directors liability insurance policy, which expired on June 30, 1996. No director or officer furnished any statement of disagreement as to the policies of the Company as part of such resignations.

Prior to tendering such resignations, the Board of Directors elected Dean Bradley as sole Director, Chief Executive Officer, Secretary and Chief Financial Officer of the Company. Mr. Bradley presently is not the owner of any securities of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Salaries and consulting decreased $26,999 or 21% from $128,000 in 1995 to $101,001 in 1996.

Other selling, general and administrative expenses decreased $181,432 or 82% from $220,400 in 1995 to $38,968 in 1996 primarily as a result of no contracts with outside services related to the bridge financing.

Interest expense increased $73,827 from $170,600 in 1995 to $244,427 in 1996 due to the issuance of interest bearing notes payable in 1996 and the amortization of discounts on notes payable.

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - CONTINUED

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Salaries and consulting decreased $23,185 or 10% from $228,900 in 1995 to $205,715 in 1996.

Other selling, general and administrative expenses decreased $228,355 or 45% from $417,400 in 1995 to $189,045 in 1996 primarily as a result of no contracts with outside services related to the bridge financing.

Interest expense increased $277,831 from $261,700 in 1995 to $539,531 in 1996 due to the issuance of interest bearing notes payable in 1996 and the amortization of discounts on notes payable.


LIQUIDITY AND CAPITAL RESOURCES

From January 1, 1996 to June 30, 1996, the Company issued 144.5 units at $5,000 per unit under a private placement for a total of $722,500. Each unit consisted of a $5,000 convertible note and a warrant to purchase 5,000 shares of the Company's common stock at an exercise price of $.05.

As of June 30, 1996, current liabilities exceeded current assets by $1,446,353. This liquidity issue, among other things, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing and ultimately to attain revenues which exceed its cost structure operations. In addition, the Company must take measures to successfully collect its note receivable from Oakmont. Management has received commitments to receive $100,000 for working capital from an officer and certain shareholders of the Company. Such funding will enable management to operate 30 to 60 days until such time the Company may collect on its note receivable from Oakmont totalling approximately $616,000. On September 1, 1996, in the event the Company does not collect its note receivable, the Company will be assigned rights to certain assets consisting of land and a production facility, and the assumption of approximately $6,000,000 in long term debt. Should the Company receive the assignment of assets, and assume the obligation, management intends to operate the production facility, manufacture proprietary and nonproprietary products and raise additional capital to service its obligations in a timely manner. Management could also sell the assets, repay the obligation and retain proceeds, if any, from this transaction. There are no assurances that management's plans will be effective in a manner which will enable the Company to continue as a going concern.

                             PART II - OTHER INFORMATION

                            HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)




  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


There were no Form 8-K reports filed during the quarter.

Effective July 8, 1996, a Form 8-K was filed stating that the Board of Directors and existing officers tendered their resignations as directors following the announcement that the officers and directors liability insurance policy expired.



                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              HYGENICS PHARMACEUTICALS, INC.



Date:  August 5, 1996                  By: s/s
                                           -------------------------------------
                                           Dean Bradley, Chief Executive Officer


                                           s/s
                                           -------------------------------------
                                           Dean Bradley, President