Form 10QSB
period 1996-09-30
HYGENICS PHARMACEUTICALS INC
filed 1996-12-02
CIK 814023

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                 Commission File
 September 30, 1996                                Number 0-22806


                       HYGENICS PHARMACEUTICALS, INC.
----------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as specified in its Charter)


           Delaware                                    33-0120490
--------------------------------                  ------------------
  State or Other Jurisdiction                     I.R.S. Employer
of Incorporation or Organization                  Identification No.


	        26012 Marguerite Parkway #H132- Mission Viejo, California  92692
-----------------------------------------------------------------------------
    (Address of Principal Executive Office)              (Zip Code)

                            (503) 225-1929
--------------------------------------------------------------------------
        (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                              -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Common Stock, $.001 par value                      13,814,931
-----------------------------                      -------------
       Title of Class                              Number of Shares
                                                    Outstanding at
                                                   September 30, 1996

                         HYGENICS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)





PART I - FINANCIAL INFORMATION                                     Page
------------------------------                                     ----

  ITEM 1 - FINANCIAL STATEMENTS

    Condensed consolidated balance sheet,
      September 30, 1996 ............................................1

    Condensed consolidated statements of operations,
      three months ended September 30, 1996 and 1995 ................2

    Condensed consolidated statements of operations,
      nine months ended September 30, 1996 and 1995 .................3

    Condensed consolidated statement of equity,
      nine months ended September 30, 1996 ..........................4

    Condensed consolidated statements of cash
      flows, nine months ended September 30, 1996
      and 1995 ......................................................5

    Notes to condensed consolidated financial
      statements ....................................................6


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................14


PART II - OTHER INFORMATION
---------------------------

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ......................16

                     PART I - FINANCIAL INFORMATION
                     HYGENICS PHARMACEUTICALS, INC.
                      (A Development-Stage Company)

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,
ASSETS                                                   1996
                                                    --------------

Current assets:
  Cash                                               $        132
  Deferred financing costs                                    ---
  Note Receivable                                         683,752
  Other                                                    13,630
                                                    --------------
      Total current assets                           $    697,514

Furniture and equipment, net                                  ---
Other assets                                                  ---
                                                    --------------
                                                     $    697,514
                                                    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued liabilities           $    617,800
  Notes payable                                         1,543,094
                                                    --------------
     Total current liabilities                          2,160,894
                                                    --------------

Redeemable preferred stock - Series B
 face value $100; 200,000 shares authorized;
 2,000 shares issued and outstanding                   	   200,000
                                                    --------------

Stockholders' equity (deficiency):
  Preferred stock - Series A, par value
   $.001 per share; 800,000 shares
   authorized; 5,000 shares issued and
   outstanding                                                  5
  Common stock, par value $.001 per
   share; 13,114,931 and 11,065,500
   shares issued and outstanding at
   September 30, 1996                                       2,013
Additional paid-in capital                              3,800,680
Deficit accumulated during
   development stage                                   (5,465,378)
                                                    --------------
     Total stockholders' deficiency                   	(1,662,680)
                                                    --------------
                                                     $    697,514
                                                    ==============

                      See accompanying notes to condensed
                       consolidated financial statements

                          HYGENICS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For The Three Months Ended September 30, 1996 and 1995

                                                 1996             1995
                                             -----------      ----------

Revenues
  Sales                                      $      ---        $    ---
  Research and development                          ---             ---
  Royalties                                         ---	            ---
                                             -----------      ----------
Total Revenues                                      ---             ---

Cost of sales                                       ---             ---
                                             -----------      ----------
     Gross profit                                   ---  	          ---
                                             -----------      ----------
Other costs and expenses:
  Salaries and consulting                        99,375         189,019
  Rent                                            3,502           6,528
  Other selling, general and
   administrative expenses                      (52,129)         89,686
                                             -----------      ----------
     Total other costs and expenses         	    50,748 	       285,233
                                             -----------      ----------
Operating loss                                 ( 50,748) 	     (285,233)

Interest expense                               ( 39,080)	      (194,754)

Other income                                     67,654	            222
                                             -----------      ----------
     Loss before income taxes                  ( 22,174)       (479,765)

Income taxes                                        ---	            ---
                                             -----------      ----------
     Net loss                                $ ( 22,174)      $(479,765)
                                             ===========      ==========
Net loss per common share                    $    (.002)      $     ---
                                             ===========      ==========
Weighted average number of common
  shares outstanding                         13,138,264             ---
                                             ===========      ==========





                      See accompanying notes to condensed
                       consolidated financial statements

                            HYGENICS PHARMACUETICALS, INC.
                            (A Development-Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Nine Months Ended September 30, 1996 and 1995

                                                  1996           1995
                                              ----------      ----------
Revenues
  Sales                                       $     ---       $	     ---
  Research and development                          ---	             ---
  Royalties                                         ---	             ---
                                              ----------      ----------
     Total Revenues                                 ---	             ---

Cost of sales                                       ---	             ---
                                              ----------      ----------

     Gross profit                                   ---	             ---

Other costs and expenses:
  Salaries and consulting                       305,090          417,919
  Rent                                           14,307           19,228
  Other selling, general and
   administrative expenses                      136,916	         507,086
                                              ----------      ----------
     Total other costs and expenses	            456,313      	   944,233
                                              ----------      ----------
Operating loss                                 (456,313)	       (944,233)

Interest expense                               (578,611)        (456,454)

Other income                                     98,560            2,322
                                              ----------      ----------
     Loss before income taxes                  (480,051)	     (1,398,365)

Income taxes                                       (800)	           (800)
                                              ----------      -----------
     Net loss                                 $(480,851)     $(1,399,165)
                                              ==========     ============
Net loss per common share                     $   (.037)     $       ---
                                              ==========     ============
Weighted average number of common
  shares outstanding                         12,680,162              ---
                                             ===========     ============




                 See accompanying notes to condensed
                  consolidated financial statements

                                  HYGENICS PHARMACEUTICALS, INC.
                                  (A Development-Stage Company)

              	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          For The Nine Months Ended September 30, 1996

                                                                                     Deficit
                                                                                  Accumulated
                                                                      Additional   During The       Total
                                 Common Stock     Preferred Stock A    Paid-In    Development   Stockholders'
                              Shares     Amount   Shares   Amount      Capital       Stage       Deficiency
                              ------     ------   ------   ------     ----------  -----------  -------------
Balances, January 1, 1996   11,580,908  $ 1,159   5,000    $   5     $3,324,409   $(4,528,214)  $(1,202,641)

Issuance of common stock
  for conversion of
  notes payable
  (Notes 4 and 6)            1,476,523      148                         325,633                     325,781

Common stock issued
  in connection with
  exercise of warrants
  (Note 6)                      57,500        6                           2,869                       2,875

Common stock issued to
  officer for services         700,000      700                                                         700

Warrants issued
  at an exercise
  price of $.05 per share in
  connection with private
  placement offering
  (Notes 4 and 6)                                                       144,019                     144,019

Warrants issued
  at an exercise
  price of $.05 per share in
  connection with extension
  of bridge notes (Note 4)                                                3,750                       3,750

Net loss                                                                            (937,164)      (936,464)
                            ----------  --------  ------   ------    -----------  ------------  ------------
Balances, Sept. 30, 1996    13,814,931   $ 2,013   5,000    $   5    $3,800,680  $(5,465,378)   $(1,662,680)
                            ==========  ========  ======   ======    ===========  ============  ============

                                      See accompanying notes to condensed
                                       consolidated financial statements

                             HYGENICS PHARMACEUTICALS, INC.
                              (A Development-Stage Company)


                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Nine Months Ended September 30, 1996 and 1995

                                                    1996            1995
                                               ------------     ------------
Cash flows from operating activities:
  Net loss                                     $  (480,851)     $(1,399,165)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Amortization of discounts on notes payable       27,730	         425,423
   Services paid through issuance of common stock      ---           10,000
 Changes in operating assets and liabilities:
      Other current assets                          (2,650)         (10,400)
      Accounts payable and accrued liabilities    (281,820)         (88,807)
                                               ------------     -------------
Net cash used in operating activities           	  (173,951)   	   (885,335)
                                               ------------     -------------
Cash flows from investing activities:
  Purchase of furniture and equipment                  ---             (300)
  Other assets                                         ---      	      (900)
  Increase in note receivable                     (683,752)             ---
                                               ------------     -------------
Net cash used in investing activities          	  (683,752)	         (1,200)
                                               ------------     -------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable          822,500          865,500
  Payments on notes payable                        (10,000)             ---
  Deferred offering costs                              ---         (117,865)
  Proceeds from sale of common stock                 2,875              ---
                                               ------------     -------------
Net cash provided by financing activities      	   815,375      	   747,635
                                               ------------     -------------
Net change in cash                                 (42,328)        (138,900)

Cash at beginning of period                         42,460      	   138,900
                                               ------------     -------------
Cash at end of period                                  132      	       ---
                                               ============     =============


                         See accompanying notes to condensed
                          consolidated financial statements

                       HYGENICS PHARMACEUTICALS, INC.
                        (A Development-Stage Company)


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For The Three Months Ended September 30, 1996 and 1995 and
              For The Nine Months Ended September 30, 1996 and 1995

NOTE 1 - QUARTERLY INFORMATION
------------------------------

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

NOTE 2 - ORGANIZATION AND BUSINESS
----------------------------------

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

The Company is considered a development-stage company and is involved in the research and development of antimicrobial skin cleansing/care formulations based upon Chlorhexidine Gluconate (CHG). The Company is preparing to market its only product, Surgique(tm), 4%, CHG solution, is preparing several new CHG products for submission to the U.S. Food and Drug Administration (FDA) for approval and is outsourcing an extensive range of non-CHG products for marketing under its own label.

                           HYGENICS PHARMACEUTICALS, INC.
                            (A Development-Stage Company)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For The Three Months Ended September 30, 1996 and 1995 and
             For The Nine Months Ended September 30, 1996 and 1995

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's status as a development-stage company, and its recurring losses from operations through September 30, 1996 raise substantial doubt about its ability to continue as a going concern. Successful marketing of its existing product, development and marketing of new products and its transition, ultimately, to the attainment of profitable operations are dependent upon the Company obtaining adequate financing. The Company has received $1,999,000 in connection with private placements of debt securities. Management plans to continue the development of new products, initiate marketing of its FDA approved product as part of a full line of antimicrobial products and seek additional equity capital. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 - NOTES PAYABLE
----------------------

First Private Placement
-----------------------

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

Through December 31, 1995, the Company had issued approximately 223.3 units for $1,116,500 in cash and 1,116,500 shares of its common stock. The Company ascribed a value to such shares of $556,375 based on the market value, discounted for transferability restrictions, and reflected such value as an original issue discount to these notes (see Note 4) in the accompanying balance sheet. As of September 30, 1996, the discount related to these notes has been amortized in full.

                           HYGENICS PHARMACEUTICALS, INC.
                               (A Development Company)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             For The Three Months Ended September 30, 1996 and 1995 and
                For The Nine Months Ended September 30, 1996 and 1995

FIRST PRIVATE PLACEMENT, continued
----------------------------------

In November 1995, when the Company determined that it did not have the ability to repay these obligations by the original maturity date, the Company requested an extension of the maturity date of these notes payable, for a six-month period, to May 15, 1996. As consideration for the extension, each stockholder who extended their note payable received warrants to purchase 2,500 shares of the Company's common stock for each note unit of $5,000 held by the stockholder at an exercise price of $.05 per share exercisable for two years. The Company ascribed a value to these warrants of $93,506 based on the market value of its common stock, discounted for transferability restrictions, less the exercise price of the warrants. Management reflected such value as a discount to the notes (see Note 4) in the accompanying balance sheet. As of September 30, 1996, the discount related to these warrants has been amortized in full.

Through September 30, 1996, $373,406 of these unit notes have been converted into 1,450,376 shares of the Company's common stock (see Note 4). At September 30, 1996, $743,094 of these unit notes which remain outstanding are currently in default.


SECOND PRIVATE PLACEMENT
------------------------

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

                          HYGENICS PHARMACEUTICALS, INC.
                               (A Development Company)


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           For The Three Months Ended September 30, 1996 and 1995 and
              For The Nine Months Ended September 30, 1996 and 1995

Second Private Placement, continued
-----------------------------------

Through September 30, 1996, the Company issued 156.5 units for $782,500 in cash and warrants to purchase 782,500 shares of the Company's common stock. In addition, the Company issued warrants to certain investors in the Second Private Placement with the same terms as described above, to purchase 50,000 shares of the Company's common stock. The Company ascribed a total value to these warrants of $155,569 based on the market value of the common stock, discounted for transferability restrictions, less the exercise price of the warrants and reflected such value as a discount to the notes (see Note 6) in the accompanying balance sheet. As of September 30, 1996, $710,000 of these unit notes are in default and $72,500 have been converted into 435,555 shares of common stock. As of September 30, 1996, the discount related to these warrants has been amortized in full.

Under the terms of the agreements, the Company shall use its best efforts to register the shares issued under the First and Second Private Placements, as well as any conversion changes with the Securities and Exchange Commission.

In March, 1996, the Company amended the terms of the Second Private Placement to increase the cost of each convertible unit to $20,000, to decrease the maximum number of units available to 60 and to extend the term of the related unit note to twelve months. As of September 30, 1996, the company has retracted this offer.

NOTE 5 - NOTE PAYABLE
---------------------

In February, 1996, the Company issued notes totaling $100,000 plus warrants to purchase 100,000 shares of common stock at an exercise price of $.25 per share (the estimated fair market value of its common stock in February, 1996); warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share; and warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in connection with the note receivable. In addition, the Company may be obligated to pay $50,000 for interest costs in connection with these loans if certain milestones were achieved. Through September 30, 1996, notes totaling $10,000 have been repaid, and at September 30, 1996, $90,000 remained outstanding.


NOTE 6 - COMMON STOCK
---------------------

From January 1, 1996 to September 30, 1996, the Company issued warrants, valued at $144,019, to purchase 722,500 shares of the Company's common stock at an exercise price of $.05 per share as a part of the second private placement.

On September 26, 1996, the company issued 700,000 shares of common stock to an officer for his services.

                           HYGENICS PHARMACEUTICALS, INC.
                               (A Development Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
            For The Three Months Ended September 30, 1996 and 1995 and
              For The Nine Months Ended September 30, 1996 and 1995

NOTE 7 - PREFERRED STOCK
------------------------

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


NOTE 8 - PROPOSED MERGER
------------------------

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

Under the terms of the Note, the Company was to receive the principal amount and any unpaid interest thereby on June 30, 1996. In addition, the Company demanded, pursuant to the terms of the Note, the issuance of an option to purchase 25% of the issued and outstanding shares of Oakmont. There can be no guarantee that such monies will be repaid. The non-repayment of these amounts to the Company would have a serious material effect on its financial position. As of September 30, 1996, no monies have been received from the Oakmont note.

As of July 25, 1996, Oakmont Pharmaceuticals and Hygenics settled the dispute over the amount of warrants or options Hygenics is to receive and additional penalty interest due Hygenics. The agreement is for Oakmont is to issue 650,000 warrants or options of common stock, exercisable at a price of $.05 per share for a period of eighteen months from January 15, 1996 and pay a monthly extension fee of $50,000 per month beginning September 1, 1996 for every month that all the principal and interest is not paid. This monthly extension fee will be proportionately reduced based upon the portion paid against the principal and the number of remaining days on a per diem basis. As of September 30, 1996, no warrants have been issued to Hygenics nor has the extension fee been paid.

                           HYGENICS PHARMACEUTICALS, INC.
                               (A Development Company)


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           For The Three Months Ended September 30, 1996 and 1995 and
             For The Nine Months Ended September 30, 1996 and 1995

NOTE 9 - COMMITMENTS AND  CONTINGENCIES
---------------------------------------

Consulting
----------

In October 1991, the Company entered into certain agreements with certain medical advisors whereby BPI engaged the medical advisors to act as consultants for a period of three years following the Company's completion of an initial public offering, which was anticipated to occur in 1991. HPI intends to fulfill the contractual obligation. The related annual obligation is as follows:

               1996                    66,000
               1997                    44,000
                                    ---------
                                    $ 110,000
                                    =========
Trademark Infringement
----------------------

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

Joint Venture Letter of Intent
------------------------------

On October 24, 1995, Hygenics signed a letter of intent to form a joint venture with Biocontrol, Inc. to develop topical antimicrobials using Biocontrol's patented drug delivery system. The original term of this letter of intent, entered into on February 29, 1996, was extended to June 30, 1996.
 As of September 30, 1996, this letter of intent to form a joint venture has not been extended and Biocontrol is waiting for the reorganization of Hygenics before renewing this agreement. The Company cannot guarantee that a joint venture will be formed with Biocontrol, Inc., or, if so, that the joint venture will be successful in developing products for commercialization by the Company, or that, even if such products are developed, that the Company will be successful in commercializing them.

                           HYGENICS PHARMACEUTICALS, INC.
                               (A Development Company)


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           For The Three Months Ended September 30, 1996 and 1995 and
             For The Nine Months Ended September 30, 1996 and 1995

NOTE 9 - COMMITMENTS AND  CONTINGENCIES, continued
-------------------------------------------------

Employment Contracts
--------------------

The Company entered into three-year employment contracts with two officers and stockholders of the Company and a two-year agreement with a director commencing on June 1, 1995. The contracts provide for annual compensation to the two officers of $110,000 and $135,000 of which approximately $2,917 per month of one officer's compensation was deferred to July 1, 1995. The other officer was to receive an increase in his annual salary to $110,000 on July 1, 1995. Neither officer has received a full salary since July 1995. As of September 30, 1996, the Company owes a total of $196,975 for accrued salaries to these officers.

On September 26, 1996, the Board of Directors adopted an unanimous resolution by written consent approving an Employment Agreement employing Mr. William Goedecke as Chief Executive Officer with a compensation proving for 700,000 shares of restricted Rule 144 stock and $100,000 per year in deferred salary.

Research
--------

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

On June 7, 1994, Medi-Flex informed the Company of Medi-Flex's termination of its agreement with the Company whereby, for certain "good faith" and technology transfer fees and future royalties, the Company was to develop a number of products for Medi-Flex. Medi-Flex claims that the Company is in default of the Agreement and, in its June 7, 1994 notification, offered to provide the Company with a full release if the Company returned to Medi-Flex $317,000 of fees paid to the Company by June 20, 1994. The Company believes that Medi-Flex's allegations are completely without merit. On July 11, 1994, the Company informed Medi-Flex of its denial of all of its allegations and offered to meet with Medi-Flex to attempt to resolve the issues and concerns raised by each party and stated that, if Medi-Flex continued to pursue their unfounded allegations, the Company would respond with legal action. To date, neither the Company, nor Medi-Flex, have taken legal action against the other in this matter. While the Company believes that Medi-Flex's allegations are completely without merit and intends to take all available remedies at law to have its rightful claims to all
                                       12

                          HYGENICS PHARMACEUTICALS, INC.
                               (A Development Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For The Three Months Ended September 30, 1996 and 1995 and
            For The Nine Months Ended September 30, 1996 and 1995


Research, continued
-------------------

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


NOTE 10 - CONCENTRATION OF CREDIT RISK
--------------------------------------

At times, the Company maintains cash balances at certain financial institutions in excess of the federally insured amounts.

                          HYGENICS PHARMACEUTICALS, INC.
                               (A Development Company)

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

The Company is considered a development-stage company and is involved in the research and development of antimicrobial skin cleansing/care formulations based upon Chlorhexidine Gluconate (CHG). The Company is preparing to market its only product, Surgique(tm), 4%, CHG solution, is preparing several new CHG products for submission to the U.S. Food and Drug Administration (FDA) for approval and is outsourcing an extensive range of non-CHG products for marketing under its own label.

The Company does not anticipate generating sales of its products until 1996 and expects its products to be sold domestically and internationally.

Results of Operations
---------------------

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995
--------------------------------------------------------------------

Salaries and consulting decreased $89,644 or 47% from $189,019 in 1995 to $99,375 in 1996.

Other selling, general and administrative expenses decreased from $89,686 in 1995 to $(52,129) in 1996 primarily as a result of no contracts with outside services related to the bridge financing.

Interest expense increased $195,326 from $194,754 in 1995 to $390,080 in 1996 due to the issuance of interest bearing notes payable in 1996.

                          HYGENICS PHARMACEUTICALS, INC.
                               (A Development Company)



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995
----------------------------------------------------------------------------

Salaries and consulting decreased $112,829 or 27% from $417,919 in 1995 to $305,090 in 1996.

Other selling, general and administrative expenses decreased $370,170 or 73% from $507,086 in 1995 to $136,916 in 1996 primarily as a result of no contracts with outside services related to the bridge financing.

Interest expense increased $122,157 from $456,454 in 1995 to $578,611 in 1996 due to the issuance of interest bearing notes payable in 1996 and the amortization of discounts on notes payable.

Liquidity and Capital Resources
-------------------------------

From January 1, 1996 to September 30, 1996, the Company issued 144.5 units at $5,000 per unit under a private placement for a total of $722,500. Each unit consisted of a $5,000 convertible note and a warrant to purchase 5,000 shares of the Company's common stock at an exercise price of $.05.

As of September 30, 1996, current liabilities exceeded current assets by $1,463,380. This liquidity issue, among other things, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing and ultimately to attain revenues which exceed its cost structure operations. In addition, the Company must take measures to successfully collect its note receivable from Oakmont. The Company is seeking to collect the funds owed and is pursuing all legal rights and remedies. There are no assurances that management's plans will be effective in a manner which will enable the Company to continue as a going concern.

Events
------

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

Prior to tendering such resignations, the Board of Directors elected Dean Bradley as sole Director, Chief Executive Officer, Secretary and Chief Financial Officer of the Company. Mr. Bradley is not the owner of any securities of the Company.

On September 26, 1996, the shareholders resolved by unanimous written consent to remove Dean Bradley as a sole Director, Chief Executive Officer, Secretary and Chief Financial Officer of the company. In Mr. Bradley's place, the shareholders elected Charles H. Newman as President and a Director and Ronald Pellett as a Director. Mr. William Goedecke was then elected by an unanimous vote by the Board of Directors as the Chief Executive Officer on September 26, 1996 and issued 700,000 shares of common stock and $100,000 annual deferred compensation for his services.

                      PART II - OTHER INFORMATION

                       HYGENICS PHARMACEUTICALS, INC.
                       (A Development-Stage Company)




  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


There were Form 8-K reports filed during the quarter.

Effective July 8, 1996, a Form 8-K was filed stating that the Board of Directors and existing officers tendered their resignations as directors following the announcement that the officers and directors liability insurance policy expired.
On September 26, 1996, a Form 8-K was filed stating that Dean Bradley was removed as a sole Director, Chief Executive Officer, Secretary and Chief Financial Officer of the Company. In Mr. Bradley's place, the shareholders elected Charles H. Newman as the President and a Director and Ronald Pellett as a Director.

On September 26, 1996, the Directors adopted an unanimous resolution by written consent approving an Employment Agreement employing Mr. William Goedecke as Chief Executive Officer with a compensation providing for 700,000 shares of restricted Rule 144 stock and $100,000 per year in deferred salary.


                            SIGNATURES
                            ----------


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                HYGENICS PHARMACEUTICALS, INC.



Date:  November 20, 1996        By: S/S
                                    William Goedecke, CEO



                                    S/S
                                    Charles H. Newman, President